Form 10-Q
period 2024-06-30
Novusterra Inc
filed 2024-09-25
CIK 1831114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 333-276911

NOVUSTERRA INC.
(Exact name of registrant as specified in its charter)

Florida	85-3129871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12175 Visionary Way, Suite 420, Fishers, IN 46038

(317) 537-0270

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Gregory Q. Jensen

Chief Executive Officer

12175 Visionary Way, Suite 420, Fishers, IN 46038

(317) 537-0270

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange on which
Title of each class	Symbol(s)	registered
Common stock, no par value per share	NOVS	Not listed on any exchange currently. Symbol has been reserved.

As of September 24, 2024, 14,478,954 shares of common stock, no par value per share were issued and outstanding.

Novusterra Inc.

Quarterly Report on From 10-Q

For the Three and Six Months Ended June 30, 2024

EXPLANATORY NOTE

Pursuant to Rule 461 of the Securities Act of 1933, as amended (the “Act”), Novusterra, Inc. requested that the Securities and Exchange Commission (the “Commission”) declare effective the Amendment No. 5 to Registration Statement on Form S-1/A filed by Novusterra Inc. (the “Company”) on August 12, 2024. As requested, effectiveness was granted by the Commission as of August 12, 2024, 5:00 PM. By requesting and receiving this effectiveness from the Commission, Novusterra, Inc., acknowledged its awareness of its responsibilities under the Securities Act of 1933 and the Securities Exchange Act of 1934 as they relate to the proposed public offering of the securities specified in the effective Registration Statement.

As used in this Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Novusterra Inc.” refer to the condensed operations of Novusterra, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described in the section titled “Risk Factors” in the final prospectus, dated August 12, 2024 (the “Prospectus”), and as further updated in this Report under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	the results of operating and financial performance and prospects of other companies in our industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

•	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

•	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the smart glass industry;

•	changes in government policies in the United States and, as our international business increases, in other foreign countries;

•	changes in earnings estimates or recommendations by securities or research analysts who track our Common Stock or failure of our actual results of operations to meet those expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	any lawsuit involving us, our services or our products;

•	arrival and departure of key personnel;

•	sales of Common Stock by us, our investors or members of our management team; and

•	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man- made disasters.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Where You Can Find More Information

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at https://www.evolvtechnology.com/ as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Report.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

Condensed Balance Sheets

Unaudited

	June 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$106,865	$18,804
Accounts receivable	31,185	27,000
Prepaid expenses	5,576	54,003
Total current assets	143,626	99,807

Non-current assets:
Intangible assets	1,955,074	2,026,167
Right-of-use asset	372,161	394,404
Total non-current assets	2,327,235	2,420,571

Total Assets	$2,470,861	$2,520,378

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payables	$141,665	$10,342
Accrued expenses	15,620	36,200
Accrued interest	8,836	49,299
Other current liabilities	752,473	573,147
Convertible debt, net discount of $0 and $8,668 respectively	250,000	241,332
Current portion of operating lease liabilities	44,722	43,162
Total current liabilities	1,213,316	953,482
Operating lease liabilities, less current portion	337,498	360,177

Total liabilities	1,550,814	1,313,659

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no par value; 400,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Class A Common stock - no par value; 2,600,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 14,478,954 and 14,482,430 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,589,764	2,590,776
Additional paid-in capital	819,625	19,800
Accumulated deficit	(2,489,342)	(1,403,857)
Total stockholders’ equity	920,047	1,206,719

Total Liabilities and Stockholders’ Equity	$2,470,861	$2,520,378

See accompanying notes to unaudited condensed financial statements

Condensed Statements of Operations
Unaudited

	For the six months ended June 30, 2024	For the six months ended June 30, 2023	For the three months ended June 30, 2024	For the three months ended June 30, 2023

Revenue:
Consulting services revenue	$181,240	$-	$157,055	$-
Total revenue	181,240	-	157,055	-

Cost of Sales:
Consulting fees expense	143,000	-	121,250	-
Total cost of sales	143,000	-	121,250	-

Gross Profit	38,240	-	35,805	-

Operating expense:
General and administrative	367,520	290,119	218,111	146,220
Total operating expense	367,520	290,119	218,111	146,220

Loss from operations	(329,280)	(290,119)	(182,306)	(146,220)

Other expense:
Interest expense	(28,571)	(39,104)	(9,667)	(18,164)
Loss on extinguishment of convertible debt	(727,634)	-	(727,634)	-
Total other expense, net	(756,205)	(39,104)	(737,301)	(18,164)

Loss before provision for income taxes	(1,085,485)	(329,223)	(919,607)	(164,384)
Provision for income tax	-	-	-	-

Net loss	$(1,085,485)	$(329,223)	$(919,607)	$(164,384)

Loss per share:
Basic and diluted	$(0.07)	$(0.02)	$(0.06)	$(0.01)

Weighted average number of common
shares outstanding:
Basic and diluted	14,481,494	14,482,430	14,480,597	14,482,430

See accompanying notes to unaudited condensed financial statements

Condensed Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2024 and 2023
Unaudited

			Additional		Total
	Common Stock A		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	14,482,430	$2,590,776	$19,800	$(1,403,857)	$1,206,719

Net loss	-	-	-	(165,878)	(165,878)

Balance at March 31, 2024	14,482,430	$2,590,776	$19,800	$(1,569,735)	$1,040,841

Stock based compensation			11,825		11,825
Warrants issued as part of debt modification			788,000		788,000
Repurchase of shares outstanding	(3,476)	(1,012)			(1,012)
Net loss	-	-	-	(919,607)	(919,607)

Balance at June 30, 2024	14,478,954	$2,589,764	$819,625	$(2,489,342)	$920,047

			Additional		Total
	Common Stock A		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	14,482,430	$2,590,776	$-	$(663,845)	$1,926,931

Net loss	-	-	-	(164,839)	(164,839)

Balance at March 31, 2023	14,482,430	$2,590,776	$-	$(828,684)	$1,762,092

Net loss	-	-	-	(164,384)	(164,384)

Balance at June 30, 2023	14,482,430	$2,590,776	$-	$(993,068)	$1,597,708

 See accompanying notes to unaudited condensed financial statements

Condensed Statement of Cash Flows
Unaudited
	For the six	For the six
	months ended	months ended
	June 30, 2024	June 30, 2023

Cash flow from operating activities:
Net Loss	$(1,085,485)	$(329,223)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of right to use asset	22,243	21,223
Stock based compensation	11,825	-
Loss on extinguishment of convertible debt	727,634	-
Amortization of intangible assets	71,093	71,094
Accretion of debt discount	8,668	16,515

Changes in operating assets and liabilities:
Accounts receivable	(4,185)	-
Prepaid expenses	48,427	(12,470)
Accounts payable	131,323	-
Accrued expenses	(20,580)	-
Accrued interest	19,903	22,590
Other current liabilities	179,326	111,351
Operating lease liabilities	(21,119)	(19,641)
Net cash provided by (used in) operating activities	89,073	(118,561)

Cash flows from financing activities:
Repurchase of common stock	(1,012)
Net cash used in financing activities	(1,012)	-

Net increase (decrease) in cash and cash equivalents	88,061	(118,561)

Cash - beginning of period	18,804	186,106

Cash - end of period	$106,865	$67,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Disclosures of non-cash activities under investing and financing activities:
Forgiveness of accrued interest	$60,366	$-

See accompanying notes to unaudited condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Novusterra, Inc., (the “Company”) was incorporated on September 21, 2020 in the State of Florida. The Company began its operation with a plan to build a Rare Earth Element (REE) processing facility to process & refine rare earth material to be used for various purposes. During 2021, the Company changed its main operations from the plan to build a Rare Earth Element Processing Factory to building a manufacturing plant to make Graphene and market it using the patented technology currently owned by ARC.

On March 19, 2021 the Company held a special stockholders meeting with the majority approving a resolution to sign two agreements with American Resources Corp (ARC) currently trading on the NASDAQ under the stock symbol “AREC”.  The first agreement was to issue ARC 10,000,000 Class B shares and 5,700,000 Class A shares of the Company, comprising 51.14% of ownership and 87.57% of voting power of the Company in exchange for ARC using the Company to build a Graphene Manufacturing Operation using certain technology to which ARC has sublicensed to the Company.

The second agreement is a Graphene Development Agreement with ARC that provided us with a nonexclusive sublicense from ARC (the “Sublicense”). The Sublicense is for certain patents ARC currently has licensed from Ohio University pursuant to a separate License Agreement relating to the manufacture of Graphene using carbon and carbon byproducts as a raw material. Pursuant to the agreement, we agreed to raise funds to develop and market Graphene made through this Sublicensed patented technology. Due to this agreement, the Company changed its main operations from a Rare Earth Element Processing Factory to building a manufacturing plant to make Graphene and market it using the patented technology of the Sublicense with ARC.  The agreement also provided that the Company and ARC are each entitled to receive fifty percent (50%) of the operating profits from our Graphene manufacturing and marketing business activity.

On August 30, 2022, the Company entered into a purchase agreement for the exclusive rights of the above mentioned patented technology which ARC currently has licensed from Ohio University pursuant to the License Agreement relating to the manufacture of Graphene using carbon and carbon byproducts (referred to herein as, “Exclusive Rights”). For the Exclusive Rights, the Company paid ARC an additional 4,000,000 common shares of the Company.  Pursuant to the acquisition of the Exclusive Rights, Novusterra is no longer obligated to pay ARC fifty percent (50%) of the operating profits from our Graphene manufacturing and marketing business to ARC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representation of the Company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United State of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation and Consolidation

The accounting and reporting policies of the Company are in accordance with GAAP, which is based on the accrual method of accounting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates may include, but are not limited to, the estimated useful lives of property and equipment, patents and trademarks, the ultimate collection of accounts receivable accrued expenses, stock option valuation and warrant valuation. Actual results could materially differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Expense

Advertising costs are expensed as incurred. There were no advertising expenses for the three and six month periods ended June 30, 2024 and 2023.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit, and money market accounts. The Company considers all deposits with financial institutions and all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at June 30, 2024 and December 31, 2023, and the Company’s balances did not exceed federally insured limits of $250,000 at June 30, 2024 and December 31, 2023.

Accounts Receivable

The Company’s accounts receivables are stated at invoice amounts less an allowance for expected credit losses. The Company adopted FASB ASU 2016-13 – Financial Instruments – Credit Losses (“ASU 2016-13”) as of January 1, 2024. In accordance with ASU 2016-13, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company estimates the allowance for expected credit losses by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, the client’s ability to pay its obligation, and the current and future condition of the general economy and industry as a whole. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. The allowance for credit losses is recognized in the condensed statements of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all reasonable means of recovering them have been exhausted. At June 30, 2024 and December 31, 2023, there was no allowance for expected credit losses. The Company does not have any off-balance sheet exposure related to its customers. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Financial Statements.

Revenue Recognition

The Company adopted FASB ASC 606 as of January 1, 2022. In accordance with FASB ASC 606 - Revenue from Contracts with Customers (“ASC 606”), the Company records revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services promised to its customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price for the contract; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when the performance obligation in the contract is satisfied.

Contracts with Customers and Performance Obligations

Currently, our revenue is the result of consulting services derived from contracts with customers. The services promised in the contracts primarily consist of various consulting services performed and certain deliverables provided to the customer related to the development of graphene. Contracts with each customer state the terms of the services, including the description and price of each service or deliverable to be provided. Payment terms are stated in the contract, primarily in the form of a fixed payment amount per service or deliverable. Since the customer contract lists a fixed payment per service or deliverable, the contracts do not contain variable consideration. We invoice our customers as soon as the service or deliverable is provided, and a receivable is established.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of measurement in Topic 606. At contract inception, we assess the services and deliverables promised in our contracts with customers. We then identify the performance obligations to transfer distinct services or deliverables to the customer. In order to identify performance obligations, we consider all the services or deliverables promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our performance obligations are primarily satisfied over time as we provide services or provide deliverables. Revenue from services and deliverables transferred to customers over time accounted for 100% of net sales for the six months period ended June 30, 2024. There was no revenue generated during the six months period ended June 30, 2023.

For the six-month periods ended June 30, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, Property, Plant, and Equipment and FASB ASC 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not experienced impairment losses on its long-lived assets and intangible assets during any of the periods presented.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

As of June 30, 2024 and December 31, 2023, the Company believes that the carrying value of financial assets and liabilities approximate fair value due to the short maturity of these financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Debt

In accordance with ASC 470-20, Debt with Conversion and Other Features, the Company accounts for its convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, this guidance requires entities to use the if-converted method for all convertible instrument in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares.

Derivative Financial Instruments

The Company evaluates all of its financial instruments, including stock options and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based derivative financial instruments, the Company uses the Black-Scholes options-pricing method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. Current economic environments may increase the degree of uncertainty inherent in these estimates and assumptions.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating leases for the Company’s corporate offices, and warehouse. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for operating leases is included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the statements of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes operating lease costs on a straight-line basis over the lease term for short term leases.

ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term.

The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income Taxes

Income taxes include U.S. federal and state income taxes currently payable and deferred income taxes. Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company, recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment. Deferred income tax expense represents the change during the year in the deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Management believes that the Company’s income tax filing positions would be sustained on audit and does not anticipate any adjustments that will result in a material change. The Company’s policy for recording interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.

Related Party Transactions

In accordance with FASB ASC 850 related parties are defined as either an executive, director, or nominee, greater than 10% beneficial owner, or an immediate family member of any of the previously mentioned parties. Transactions with related parties are reviewed and approved by the directors of the Company.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective service periods of the grantee. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. The Company had stock-based compensation of $11,825 for the three and six month periods ended June 30, 2024. There was no stock-based compensation for the three and six month periods ended June 30, 2023. Stock-based compensation is included in general and administrative expense.

Reclassifications

Reclassifications have been made to conform with current year presentation. These reclassifications have no effect on the previously reported results of operations or loss per share.

Recently Adopted Pronouncements

Financial Instruments – Credit Losses: The Company adopted FASB ASU 2016-13 – Financial Instruments – Credit Losses (“ASU 2016-13”) as of January 1, 2024. In accordance with ASU 2016-13, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company estimates the allowance for expected credit losses by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, the client’s ability to pay its obligation, and the current and future condition of the general economy and industry as a whole. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Financial Statements.

3. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Effective Date	End Date	June 30, 2024	December 31, 2023
Sub license (Non-Exclusive)	March 31, 2021	August 31, 2038	$471,000	$471,000
Sub license (Exclusive)	August 30, 2022	August 31, 2038	$1,784,000	$1,784,000
Less – accumulated amortization			(299,926)	(228,833)
Total intangible assets, net			$1,955,074	$2,026,167

3. INTANGIBLE ASSETS (CONTINUED)

On March 19, 2021, the Company executed two agreements with ARC in exchange for 5,233,332 Class A shares of the Company. Based on a recent sale of equity at $0.09 per share, these shares were valued at $471,000 and the entire amount is classified as intangible assets.

On August 30, 2022, the Company entered into another agreement with ARC in exchange for an additional 4,000,000 shares of the Company. Based on an independent 409a valuation of the Company as of August 30, 2022, these shares were valued at $1,784,000, or $0.446 per share, and the entire amount is classified as intangible assets. With this agreement, the Company has obtained the exclusive rights of the patented technology which was licensed in the previous transactions. The independent company performing the 409a valuation utilized the fair value standard set forth by FASB ASC 820 – Fair Value Measurements and Disclosures, defined as the amount at which the liability could be incurred in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value of the sub license was based on quoted prices for similar assets in active markets or inputs that are observable which represent Level 2 measurements within the fair value hierarchy. Fair value is the price, in terms of cash or equivalent, that a buyer could reasonably expect to pay, and a seller could reasonably be expected to accept, if the business were exposed for sale on the open market for a reasonable period.

Amortization expense was $71,093 and $71,094 for the six-month periods ended June 30, 2024 and 2023, respectively. Amortization expense was $35,547 for the three-month periods ended June 30, 2024 and 2023, respectively.

Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount

2024 (6 months remaining)	$71,094
2025	142,187
2026	142,187
2027	142,187
2028	142,187
Thereafter	1,315,232

Total	$1,955,074

4. CONVERTIBLE DEBT

On or about October 4, 2022, the Company issued a convertible promissory note to Westside Advisors LLC for the principal sum of $125,000, which represents $25,000 of original issue discount, together with interest at the rate of 15% per annum, with a maturity date of April 4, 2024. The convertible promissory note was issued with a 20% original issue discount, or $25,000, which shall be fully earned and charged to the Company as of the closing date, April 4, 2024. Related to this original note, accrued interest of $5,533 and $11,295 was expensed for the six-month periods ended June 30, 2024 and 2023, respectively.  Accrued interest of $233 and $4,931 was expensed for the three-month periods ended June 30, 2024 and 2023, respectively.  Debt discount of $4,334 and $8,257 was expensed for the six-month periods ended June 30, 2024 and 2023, respectively. Debt discount of $182 and $4,151 was expensed for the three-month periods ended June 30, 2024 and 2023, respectively.

On or about October 4, 2022, the Company issued a convertible promissory note to SAS Partners LLC for the principal sum of $125,000, which represents $25,000 of original issue discount, together with interest at the rate of 15% per annum, with a maturity date of April 4, 2024. The convertible promissory note was issued with a 20% original issue discount, or $25,000, which shall be fully earned and charged to the Company as of the closing date, April 4, 2024. Related to this original note, accrued interest of $5,533 and $11,295 was expensed for the six-month periods ended June 30, 2024 and 2023, respectively.  Accrued interest of $233 and $4,931 was expensed for the three-month periods ended June 30, 2024 and 2023, respectively.  Debt discount of $4,334 and $8,257 was expensed for the six-month periods ended June 30, 2024 and 2023, respectively. Debt discount of $182 and $4,151 was expensed for the three-month periods ended June 30, 2024 and 2023, respectively.

4. CONVERTIBLE DEBT (CONTINUED)

At the election of the holder or upon a public listing of the Company’s common stock on a public exchange, the Note and all accrued interest shall immediately be converted into common stock of the Company at $4.00 per share or the same terms of the public offering. The number of Conversion Shares issuable upon a conversion shall be determined by the quotient obtained by dividing the applicable dollar amount being converted in either case by the Conversion Price, $4.00 per share or the price of the public offering of the Company upon the occurrence of a public offering, whichever is more favorable for the holder.

On April 4, 2024, Westside Advisors LLC and SAS Partners LLC agreed to waive all previous accrued interest for the above-noted convertible promissory notes and extend both notes until January 5th, 2025, for the issuance of a total of 2,000,000 warrants with a three-year expiration date and an exercise price of $0.10 per share. For the remaining extended period of the convertible promissory notes, interest will accrue at a rate of 15% per annum and all interest will be due upon maturity. Such warrants will be distributable to the following grantees and warrant quantity.

White River Ventures LLC	450,000 warrants

Midwest General Investment Company LLC	350,000 warrants

Liberty Hill Capital Management LLC	300,000 warrants

Homewood Holdings LLC	300,000 warrants

SAS Partners LLC	275,000 warrants

Westside Advisors LLC	325,000 warrants

The amended convertible debt agreements as of April 4, 2024 were analyzed for accounting treatment in accordance with ASC 470. Based on the analysis, it was determined a substantial modification has occurred and thus should be accounted for as an extinguishment under debt modification accounting. Under debt modification accounting, the new debt instrument will be recorded at its fair value. In addition, the above respective warrants issued by the Company as part of the amended debt agreement are valued using the Black-Scholes option pricing model, with a stock price of $0.446 per share and volatility of 117% which are figures based on the most recent 409A valuation. The fair value of the new debt instrument and the warrants issued were determined to be $250,000 and $788,000, respectively, as of April 4, 2024. These respective fair values have been used to determine the extinguishment loss of $727,634 for the six months period ending June 30, 2024. Related to the amended notes, accrued interest of $8,836 was expensed for the three and six month periods ended June 30, 2024, respectively.  Regarding the amended notes, there was no accrued interest expensed for the three and six month periods ended June 30, 2023.

A summary of the convertible debts and related discounts is below:

	June 30, 2024	December 31, 2023
Convertible debt	$250,000	$250,000
Debt discount	-	(8,668)
Net	$250,000	$241,332

The following table presents the changes in the debt discount due to the convertible debt modification on April 4, 2024:

Debt Discount
Debt discount as of January 1, 2024	$(8,668)
Accretion of debt discount, pre-modification	8,668
Fair market of debt discount on debt modification	-
Debt discount expense, post-modification	-
Debt discount as of June 30, 2024	$-

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Consulting fees payable	$38,000	$24,500
Directors’ fees payable	115,002	107,002
Due to employee	1,250	-
Officers’ salaries payable	407,479	281,887
Rent payable	190,742	159,758
Total	$752,473	$573,147

6. LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share,” which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Dilutive earnings per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares which would consist of stock options outstanding (using the treasury method), which was none since the Company had net losses and any additional potential shares would be antidilutive.

The following table sets forth the computation of basic and diluted net income per common share:

	Six months period ending June 30, 2024	Six months period ending June 30, 2023

Net loss	$(1,085,485)	$(329,223)
Dividends	-	-

Adjusted net income (loss) attribution to stockholders	$(1,085,485)	$(329,223)

Weighted-average shares of common stock outstanding
Basic and Diluted	14,481,494	14,482,430

Net income (loss) attribute to shareholders per share
Basic and Diluted	$(0.07)	$(0.02)

7. STOCKHOLDERS’ EQUITY

The Company has 3,000,000,000 authorized shares of capital stock, which consists of (i) 2,600,000,000 shares of Class A common stock, at no par value per share; and (ii) 400,000,000 shares of preferred stock, at no par value per share.

The holders of Class A common stock shall be entitled to one vote per share and shall be entitled to dividends as shall be declared by the Company’s Board of Directors from time to time.

The Company has 14,478,954 shares and 14,482,430 shares of Class A common stock outstanding as of June 30, 2024 and December 31, 2023, respectively.

The Company had stock-based compensation of $11,825 for the three and six month periods ended June 30, 2024. There was no stock-based compensation for the three and six month periods ended June 30, 2023.

The Company entered into an agreement to repurchase 3,476 shares of Class A common stock from Clifford Hunt for $3,476, or $1 per share, on March 23, 2024. The transfer and payment for these shares occurred on May 13, 2024. The common stock shares were initially issued for legal services rendered in 2021 and therefore a portion of the repurchase price was allocated to legal expense ($2,464) and repurchase of common stock ($1,012).

New Stock Option Issuances

On June 30, 2024, the Company issued employee stock options to board members. The options allow the holder to purchase 75,000 Class A Common shares at a price of $0.446. The options vest immediately and expire on June 30, 2034.

On June 4, 2024, the Company issued employee stock options to certain executives. The options allow the holder to purchase 1,000,000 Class A Common shares at a price of $0.446. The options vest immediately and expire on June 4, 2034.

On August 30, 2023, the Company issued employee stock options to various executives, contractors and board members. The options provide the option to purchase 1,800,000 Class A Common shares at a price of $0.446. The options vest immediately and expire on August 30, 2033.

The Company uses the Black Scholes option pricing model to value its options. The significant inputs are as follows for all options issued:

June 30, 2024
Expected Dividend Yield	0.00%
Expected Volatility	117.40%
Risk-free rate	5.00%
Expected life of options	0.003

Company Options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,800,000	$0.446	9.7	$-
Exercisable (Vested) - December 31, 2023	1,800,000	$0.446	9.7	$-
Granted	1,075,000	$0.446	10	$-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding – June 30, 2024	2,875,000	$0.446	9.5	$-
Exercisable (Vested) – June 30, 2024	2,875,000	$0.446	9.5	$-

8. INCOME TAX PROVISION

The Company did not have a material income tax provision (benefit) because of net losses and valuation allowances against deferred income tax assets for the three and six month periods ended June 30, 2024 and 2023.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	2024 Rate	2023 Rate

Statutory federal rate	21.00%	21.00%
State income taxes net of federal income tax benefit and others	0.00%	0.00%
Permanent differences for tax purposes and others	0.00%	0.00%
Change in valuation allowance	(21.00)%	(21.00)%

Effective tax rate	0.00%	0.00%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21%, primarily due to the change in the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets and liabilities are as follows:

	As of June 30, 2024	As of December 31, 2023

Deferred tax assets:
Net operating loss	$522,761	$294,810
Other temporary differences	855	1,711
Total deferred tax assets	523,616	296,521
Less – valuation allowance	(523,616)	(296,521)

Total deferred tax assets	$-	$-

At June 30, 2024 and December 31, 2023, the Company had available net operating loss carryovers of approximately $2,486,804 and $1,401,319, respectively which have an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. The Company has a deferred tax asset arising from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

9. RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Convertible debt to Westside Advisors LLC	$125,000	$125,000
Debt discount	-	(4,334)
Convertible debt, net of debt discount	$125,000	$120,666

The Company issued a convertible promissory note to Westside Advisors LLC. Mark Jensen is the CEO of American Resources Corporation (“ARC”) and the CEO of Westside Advisors LLC. Westside Advisors LLC and SAS Partners LLC agree to waive all accrued interest for the above-noted convertible promissory notes and extend both notes until January 5th, 2025 for the issuance of a total of 2,000,000 warrants with a three-year expiration date and an exercise price of $0.10 per share.  Such warrants will be distributable to the following grantees and warrant quantity. Mark Jensen, Westside Advisors, LLC, and Steve Segal, SAS Partners, LLC, distributed the below warrants to these grantees as the respective grantee owners were all instrumental in executing the two agreements discussed below between ARC and the Company.

White River Ventures LLC	450,000 warrants

Midwest General Investment Company LLC	350,000 warrants

Liberty Hill Capital Management LLC	300,000 warrants

Homewood Holdings LLC	300,000 warrants

SAS Partners LLC	275,000 warrants

Westside Advisors LLC	325,000 warrants

9. RELATED PARTY TRANSACTIONS (CONTINUED)

White River Ventures LLC is an Indiana based company controlled by Thomas Sauve. Thomas Sauve is the President of ARC.

Midwest General Investment Company LLC is an Indiana based company controlled by Mark Jensen. Mark Jensen is the CEO of ARC.

Liberty Hill Capital Management LLC is an Indiana based company controlled by Kirk Taylor. Kirk Taylor is the CFO of ARC.

Homewood Holdings LLC is an Indiana based company controlled by Mark LaVerghetta. Mark LaVerghetta is the current Chairman on the Board of Directors for the Company.

SAS Partners LLC is a Wyoming based company controlled by Steve Segal. None of the Officers or Directors are affiliated with the Company.

Westside Advisors LLC is an Indiana based company controlled by Thomas Sauve and Mark Jensen. Thomas Sauve is the President of ARC and Mark Jensen is the CEO of ARC.

The Company executed two agreements with ARC in exchange for 5,233,332 and 4,000,000 Class A shares respectively of Novusterra Inc. The Company received the rights to the sublicensed Patent Technology which ARC owned. As part of the agreements, the founder and major shareholder of the Company, Andrew Weeraratne, transferred 2,500,000 founder shares that he owned since September 24, 2020 to Westside Advisors LLC of which Mark Jensen is the CEO.

At June 30, 2024, the Company did not have any accounts receivable due from a related party and there were no related party revenues for the three and six month periods ended June 30, 2024. At December 31, 2023, the Company had $27,000 of accounts receivable due from a related party, ARC. The balance due to the Company relates to consulting services provided to ARC. The $27,000 of consulting services revenue is recorded in the statement of operations as revenue for the year ended December 31, 2023. There were no related party revenues for the six months period ended June 30, 2023.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has an operating lease for the Company’s corporate office and accounts for this lease in accordance with ASC 842.

On April 29, 2021, the Company entered into a 120-month lease for its warehouse at $5,000 per month commencing June 1, 2021 and maturing May 31, 2031. On May 1, 2021, the signing of the lease resulted in the initial recognition of operating lease ROU asset of $501,459 and liability of $501,459.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

10. COMMITMENTS AND CONTINGENCIES (continued)

We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The Company entered into the following operating facility lease:

•

Warehouse - On April 29, 2021, the Company entered into an operating facility lease for its warehouse located at 1845 Highway 15 South, Suite 102, Hazard, KY with 120 months term and option to extend. The lease started on June 1, 2021 and expires on May 31, 2031.

•

Office - On April 17, 2024, the Company entered into a lease for co-working office space located at 12175 Visionary Way, Suite 420, Fishers, IN, 46038 with a 12-month term. The lease started on April 17, 2024 and expires on April 17, 2025. The cost of the office lease is $1,250 for the 12-month term which is being accounted for as a short-term lease and therefore is being expensed over the 12-month term of the lease.

In accordance with ASC 842, the components of lease expense were as follows for the three and six month periods ending June 30, 2024 and 2023:

	Three months period ending June 30, 2024	Three months period ending June 30, 2023
Operating lease expense	$16,054	$16,054
Total lease expense	$16,054	$16,054

	Six months period ending June 30, 2024	Six months period ending June 30, 2023
Operating lease expense	$32,108	$32,108
Total lease expense	$32,108	$32,108

In accordance with ASC 842, other information related to leases was as follows:

	Six months period ending June 30, 2024	Six months period ending June 30, 2023
Operating cash flows from operating leases	$30,984	$30,526
Cash unpaid for amounts considered in the measurement of lease liabilities (disclosed under other current liabilities)	$30,984	$30,526

Weighted-average remaining lease term—operating leases	6.9 Years	7.9 Years
Weighted-average discount rate—operating leases	5%	5%

10. COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2024 were as follows:

For the years ending December 31,	Operating Lease

2024 (6 months remaining)	$31,370
2025	63,290
2026	64,239
2027	65,203
2028	66,181
Thereafter	163,938
Total undiscounted cash flows	$454,221

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.9 Years
Weighted-average discount rate	5%
Present values	$382,220

Lease liabilities—current	44,722
Lease liabilities—long-term	337,498
Lease liabilities—total	$382,220

Difference between undiscounted and discounted cash flows	$72,002

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2024 and December 31, 2023, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

11. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company includes obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024, up through the date the financial statements were available to be issued. During this period, other than the above noted modification to our convertible debt arrangements, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six months period ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our,” and the “Company” and/or “Novusterra Inc.” refer to Novusterra, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “shall,” “should,” “would and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Novusterra Inc. will specialize in the development and production of carbon nanostructures, carbon nanotubes and graphene (collectively defined herein as “Graphene”). In addition, Novusterra Inc. will license our acquired patented technology and production techniques to other companies in order to produce Graphene. Currently, the Company is developing application specific graphene products from carbon-based waste streams. Our patented technologies were designed to make use of an abundant and low-cost feedstock of carbon-based waste in an environmentally friendly process. We are targeting developing graphene products that will be used in water filtration, electronic devices, energy storage, agriculture fertilizer recycling and sustainable infrastructure such as concrete and asphalt. The superior characteristics of Graphene include a very light weight and thin material at one carbon atom thick. Graphene is also extremely strong, an excellent conductor of heat and electricity and has unique light absorption abilities. Due to these key characteristics, we are focusing on developing Graphene that can be used in the manufacturing of application specific products such as water filters, electronic devices, electronic chips, sensors, batteries, capacitors, supercapacitors, drug delivery systems, solar cells and composite additives and coatings in infrastructure such as concrete and asphalt. To date, we have not commenced any production of any such Graphene products. The Company is still in the bench and pilot scale phases of developing Graphene using our patented technology.

The Company began researching the ability to produce Graphene due to the relationship the Company’s management team had with American Resources Corporation (NASDAQ: AREC) (“ARC”) as a result of prior business activities. ARC through its wholly owned subsidiary, Advanced Carbon Material LLC (“ACM”), signed an exclusive license agreement with Ohio University (the “License Agreement”) to manufacture Graphene using carbon and carbon byproducts as a raw material using the patented technology owned by Ohio University. The suite of patents was originally developed by Dr. Gerardine Botte, the current Whitacre Department Chair in Chemical Engineering at Texas Tech University and an independent board member of ARC and Chief Technical Officer of ACM. Dr. Botte developed and patented these technologies when she served as Ohio University's Distinguished Professor and Russ Professor of Chemical and Biomolecular Engineering.

On March 31, 2021, we entered into a Graphene Development Agreement with ARC that provided us with a nonexclusive sublicense from ARC (the “Sublicense”). The nonexclusive sublicense is for certain patents ARC currently has licensed from Ohio University pursuant to the License Agreement relating to the manufacture of Graphene using carbon and carbon byproducts as a raw material. Pursuant to such agreement, we agreed to raise funds via an initial public offering in order to develop and build a manufacturing facility to produce and market Graphene commercially. To date, the Company has not raised funds through an initial public offering or developed and built a manufacturing facility. Additionally, pursuant to such agreement, the Company is bound by Diligence Milestones which include developing a final design for a pilot facility to exploit the Licensed Product; completion of construction of the pilot facility; developing a final design for a commercial facility to exploit the Licensed Product; identifying feedstock material sources for the Licensed Product; completing construction of the commercial facility; obtaining the first commercial sale of product exploiting the Licensed Product; and obtaining net sales of a minimum of $1,000,000.00. The deadlines for these various Diligence Milestones run from January 1, 2022, through January 1, 2026. Currently the following milestones are in default: Develop a final design for a pilot facility exploiting the Licensed Product (Date to be Completed/Achieved: January 1, 2022); Complete construction of the pilot facility exploiting the Licensed Product (Date to be Completed/Achieved: January 1, 2023); Develop a final design for a commercial facility exploiting the Licensed Product (Date to be Completed/Achieved: January 2, 2023); Complete construction of the commercial the commercial facility exploiting the Licensed Product (Date to be Completed/Achieved: January 1, 2024).Additionally pursuant to such agreement we agreed to Diligence Milestones which include obtaining the first commercial sale of product exploiting the Licensed Product by January 1, 2025 and obtaining net sales of a minimum of $1,000,000.00 by January 1, 2026.

The agreement also provided that the Company and ARC are each entitled to receive fifty percent (50%) of the operating profits from our Graphene manufacturing and marketing business activity. As part of the above two agreements, Andrew Weeraratne was replaced by Mark Jensen, the Chief Executive Officer (CEO) and the Chairman of the Board of ARC, as the Chairman of the Company’s Board of Directors.

On March 24, 2022, ARC signed an exclusive sublicense with Kenai Defense Company, LLC (“Kenai”) for the Department of Defense, defense and space industries, within the United States (“DOD”) and within any respective defense and space industries of any allied country to the United States. As consideration for the sublicense with Kenai, ARC or its assignees will receive a two percent (2%) royalty on all sales of licensed products by Kenai, or any affiliate or licensee of Kenai. In addition, Kenai shall pay ARC or its assignees an annual payment equal to twenty percent (20%) of the profits of licensed products by Kenai, or any affiliate or licensee of Kenai, for the preceding fiscal year.

On August 30, 2022, we entered into a purchase agreement for the exclusive rights of the patents which ARC currently has licensed from Ohio University pursuant to the License Agreement relating to the manufacture of Graphene using carbon and carbon byproducts other than the license to Kenai Defense Company, LLC (referred to herein as, “Exclusive Rights”). For the Exclusive Rights, the Company paid ARC 4,000,000 common shares of the Company with an estimated valuation of $1,784,000 in stock of Novusterra Inc., or a value of $.446 per share. The valuation of the stock is based on a 409a valuation completed by an independent third party. As part of the acquisition of the Exclusive Rights to the patents, Andrew Weeraratne resigned as director and CEO of the Company and Gregory Jensen joined the company as CEO and Director. Mark Jensen resigned as Chairman of the Board of Directors and Mark LaVerghetta joined the company as Chairman of the Board of Directors. Pursuant to the acquisition, Novusterra is no longer obligated to pay ARC fifty percent (50%) of the operating profits from our Graphene manufacturing and marketing business to ARC. In addition, ARC has assigned the exclusive sublicense agreement rights for the defense and space industries with Kenai to Novusterra.

In order to further develop our sublicensed graphene technology, we have signed a lease agreement with ARC to lease land and building structures that ARC owns in Kentucky. The lease is intended to be used to develop, test and build a Graphene manufacturing facility, with such lease payments to be accrued until we have received the proceeds from outside funding mechanisms. Once we have received additional proceeds, we plan to expand our team to help us design, purchase and install the necessary equipment needed to begin the process of manufacturing Graphene from carbon and carbon byproducts.

Graphene has been unknowingly produced in small quantities for centuries, through the use of pencils and other similar applications of graphite. However, only in recent years have the valuable qualities of Graphene been discovered. In 1947, Canadian physicist Philip Wallace wrote a pioneering paper about the electronic behavior of graphite that sparked considerable interest in the field. Further, in 1960, Nobel Prize winning chemist Linus Pauling speculated about how flat, single layers of Carbon atoms would behave. In 1962, such materials were named "Graphene" by German chemist Hanns-Peter Boehm, who had spotted them under his electron microscope the year before.

We have listed detailed uses of Graphene along with our marketing and commercialization strategy elsewhere in this registration statement. However, to briefly outline, Graphene can be used for a wide variety of applications such as water filtration, electronic devices, energy storage, agriculture fertilizer recycling and sustainable infrastructure such as concrete and asphalt.

Results of Operations

Revenues

Revenues for the six months ended June 30, 2024, were $181,240. For the six months ended June 30, 2023, there was no revenue. The increase in revenue was due to consulting revenue earned from Kenai Defense. Currently, the Company is a subcontractor on two DOD contracts, in which Kenai Defense is the main contractor on the DOD contracts.

Cost and Expenses

Consulting fees expense. Consulting fees expense for the six months ended June 30, 2024, increased $143,000 compared to the same period in 2023. The increase was due to consulting services received from Texas Tech University and Dr. Gerardine Botte, CTO for the Company. Texas Tech University is providing consulting services to the Company to further progress and develop our patented technology for creating graphene and other carbon nanomaterials. Dr. Gerardine Botte developed the patented technology which the Company has the sublicense rights to and which is being utilized in our subcontractor relationship with Kenai Defense.

General and administrative. The increase in general and administrative expenses for the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to higher accounting and audit costs and higher compensation cost.

Interest expense. Interest expense relates to due to the accrued interest and debt discount being expensed for the convertible debt agreements in place for the Company. The activity for the six months ended June 30, 2024 is consistent with the same period for 2023 and is consistent with the amortization schedules in place for these debt arrangements.

Loss on extinguishment of convertible debt. On April 4, 2024, Westside Advisors LLC and SAS Partners LLC agreed to waive all previous accrued interest for the outstanding convertible promissory notes and extended both notes until January 5th, 2025, for the issuance of a total of 2,000,000 warrants. The amended convertible debt agreement was analyzed for accounting treatment in accordance with ASC 470. Based on the analysis, it was determined a substantial modification has occurred and thus should be accounted for as an extinguishment under debt modification accounting. Under debt modification accounting, the new debt instrument was recorded at its fair value. In addition, the above respective warrants issued by the Company as part of the amended debt agreement are valued using the Black-Scholes option pricing model. The fair value of the new debt instrument and the warrants issued were determined to be $200,529 and $788,000, respectively, as of April 4, 2024. These respective fair values were used to determine the extinguishment loss of $678,160 for the six months period ending June 30, 2024.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our credit facility, and their sufficiency to fund our operating and investing activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations and periodic borrowings under the convertible note offerings. Our primary cash needs are for day-to- day operations, to fund working capital requirements, to fund our growth strategy, including acquisitions, and to pay interest and principal on our indebtedness.  The Companyu currently has no contractual and other arrangement cash requirements.

Since what we currently have is an Exclusive Rights to make Graphene using carbon and carbon byproducts, using patented technology licensed by ARC, it is difficult to accurately estimate the cost to build the Graphene production factory, since that will require us to hire industry engineers who will assist us in building the Graphene factory and locating and installing the necessary equipment. Once we have received additional funds from additional debt financing, we will use the proceeds to hire such experts.

After we have the proceeds from the additional debt financing, we estimate our administration fee to be approximately $65,000 per month or $780,000 annually. This estimate is based on approximately $500,000 for general and administrative salaries and $280,000 for other general and administrative cost such as insurance, accounting cost for the annual audit, quarterly reporting and other reporting requirements, tax preparation and legal fees.

We do not anticipate receiving any revenue from Graphene production sales for at least 24 months but do anticipate receiving consulting or licensing revenues. For consulting, currently we are the subcontractor on two DOD contracts, in which Kenai is the main contractor on the DOD contracts. These contracts each span over approximately two-year periods.

The first contract for the DOD was signed August 23, 2022, and involves working with Kenai and the United States (US) Air Force to further develop and commercialize one of our patented technologies to produce Graphene products to reinforce concrete and asphalt in US Government air strips. This contract will generate minimal consulting revenue of $27,000 to the Company but will provide approximately $6.5 million of DOD funds to help further develop our patented technology. This contract was initially signed by American Resources Corporation prior to the Company acquiring the Exclusive Rights to the patented technology obtained on August 30, 2022. As part of the patented technology purchase on August 30, 2022, there was an Amendment to the original purchase agreement to clarify the DOD contract. The amendment clarified that this DOD contract was transferred from American Resources Corporation to the Company. Per the amendment, American Resources Corporation will receive 10% of all revenue from this contract and the Company will receive 90% of all revenue. See the exhibits for the First Amendment to the Agreement dated August 30th, 2022, between Novusterra Inc. and American Resources Corporation. This contract will terminate on September 30, 2024. The contract can be terminated by either party for the following reasons: (i) a material breach if not cured within five (5) days of receipt of written notice ; (ii) by either party at any time and without prior notice, if the other party is convicted of any crime or offense, fails or refuse to comply with the written policies or reasonable directives of Kenai or its affiliate institutions, or is guilty of serious misconduct in connection with performance under this agreement; or (iii) by either party at any time with thirty (30) days written notice to the other party. Under the agreement, the Company will perform the following services as outlined in the contract: (i) Advise the Kenai research team on technical matters related to nanomaterial production from coal feedstock; (ii) Support Kenai in the finalization of bench scale production modeling and workflow visualization; (iii) Assist in establishing the bench-scale carbon nanomaterial production apparatus including equipment identification and equipment integration; (iv) Assist with carbon nanomaterial optimization for material characteristics enhancements; (v) Collaborate with the Kenai research tea on the design and finalization for the carbon nanomaterial production method to increase the scale of production; and (vi) Support with Kenai – Air Force research project as a technical advisor. For additional details on the first DOD contract, see the exhibits for the original Consulting Services Agreement between Kenai Defense Company and American Resources Corporation dated August 23, 2022.

The second contract for the DOD was signed February 8, 2024 and involves working with Kenai and the United States (US) Army to perform consulting services as relating to the production, optimization and scaling of coal-derived nanomaterials. This contract will generate approximately $1 million in consulting revenue to the Company along with another approximately $6 million of DOD funds to help further develop our technology. This contract will terminate on September 24, 2025. During the term of the contract, it can be terminated by either party for the following reasons:.(i) If the Subcontractor materially fails to comply with this Subcontract or is in breach of any provision of this Subcontract, Kenai Defense may terminate this Subcontract upon fifteen (15) days written notice to the Subcontractor ; (ii) If the Customer (DOD) terminates the Prime Contract with Kenai Defense, Kenai Defense will terminate this Subcontract upon written notice to the Subcontractor. Such termination will be effective immediately and Kenai Defense will only compensate the Subcontractor for actual costs incurred to that date ; (iii) Either Party may terminate this agreement with or without cause upon ninety (90) days written notice to the other Party. Under the contract, the Company will perform the various consulting services as outlined in the subcontractor statement of work in the contract. For additional details on the contract and the statement of work outlined, see the Consulting Agreement - Kenai Defense and Novusterra Sub - Final Executed - 2-8-24 contract in the exhibits.

On December 31, 2023, the Company signed a research agreement with Texas Tech University (“TTU”), a public institution of higher education of the State of Texas. The research agreement period covers the period of January 1, 2024 through December 31, 2025. Over the term of the agreement, the Company will pay TTU an amount not to exceed $588,000. The Company will make payments according to the deliverable schedule included in Attachment A of the research agreement. See the exhibits for the Research Agreement with Texas Tech. As part of the research agreement, TTU will assist and provide consulting, technical knowledge and various deliverables to Novusterra and Kenai as part of the second contract with the DOD discussed above. Consistent with the second contract with the DOD discussed above, the primary objective of this research agreement with TTU is to demonstrate and scale the production of carbon nanomaterials from coal. The agreement may be extended for additional periods as desired under mutually agreeable terms and conditions that the parties reduce to writing and signing. Either party may terminate this agreement upon ninety (90) days prior written notice to each other. If either party commits any breach of or default in any of the terms or conditions of this agreement and fails to remedy such default or breach within ninety (90) days, the party giving notice may terminate this agreement by sending notice of termination in writing to the other party. The termination would be effective as of the date of the receipt of notice.

Currently, we have no written or oral communication from stockholders, directors or any officers to provide us any forms of cash advances, loans or sources of liquidity to meet our working capital needs or long-term or short-term financial needs.

Capital Resources. Currently we have no commitment to utilize cash on hand. However, based on our current cash on hand and working capital needs, we plan to seek additional sources of equity or debt financing in future periods.

Class A Common Stock. The Company is able to issue shares of Novusterra Inc. Class A Common Stock for working capital, research and development and investment opportunities.  As of June 30, 2024 and December 31, 2023 the Company has issued Class A Common Stock 14,478,954 and 14,478,954, respectively, for execution of the Company’s business plan and services.

The Company’s ability to raise funds through the sale of equity capital is likely to be impacted by the significant number of shares of Class A Common Stock that have been issued.  When our Class A Common Stock become listed for trading on a stock exchange, it will become fairly traded. Future sales of shares on a stock exchange that have been registered may result in downward pressure on the stock price, thereby making it more difficult for us to raise additional equity capital without resulting in dilution to our existing stockholders.

Convertible Notes.  The Company has historically raised funds primarily through the issuance of convertible notes. The notes carried and interest rate of 15% and offered a conversion feature to common equity at $4.00 for each share.  The Company may in the future utilize this structure to raise additional capital. All convertible notes remain outstanding and unconverted at June 30, 2024 and December 31, 2023.  The convertibles notes amounted to $250,000 and $241,332 at June 30, 2024 and December 31, 2023.

Warrants. As of June 30, 2024, there are a total of 2,000,000 outstanding Warrants to purchase shares of our Class A Common Stock, each with a per share exercise price of $.10.  Upon exercise of any Warrants, we would receive the exercise price.  The likelihood that holders of Warrants will exercise any Warrants is dependent upon acceptance to a stock exchange and the future trading price of the Class A Common Stock. Until such time as acceptance to a stock exchange and the stock price for our Class A Common Stock exceeds $.10, we do not anticipate there will be any exercises of the Warrants.  As such, we do not consider the Warrants for purposes of budgeting our sources of cash.

At June 30, 2024, cash and cash equivalents totaled $106,865.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 2 to the financial statements included elsewhere in this Quarterly Report.

We have identified the following critical accounting policies:

Recent accounting standards

We have determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to include any disclosure under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Company is a newly started business and may contain the ordinary risks all new businesses have to go through in the early years.

We were formed on September 21, 2020, and our objective is to further develop our patented technology and to build a Graphene manufacturing facility. Our business prospects are difficult to predict because of the early stage of development, our unproven business strategy, and our capital needs. Like most newly begun companies, we have incurred losses since we began and may continue to incur losses. As a development stage company, we face numerous risks and uncertainties in implementing our business plan and there are no assurances that we will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description	Filed with

3.1	Articles of Incorporation Novusterra Inc.	Previously filed (1)

3.2	Amended Articles of Incorporation Novusterra Inc.	Previously filed (1)

3.3	Bylaws of Novusterra Inc.	Previously filed (1)

4.1	Common Stock Purchase Warrant	Previously filed (1)

10.1	Agreement dated March 31, 2021 by and between Novusterra Inc., and American Resources Corp.	Previously filed (1)

10.2	Graphene Development Agreement dated as of March 31, 2021 by and between Novusterra Inc. and American Resources Corporation	Previously filed (1)

10.3	First Amendment to Graphene Development Agreement dated as of May 14, 2021 by and between Novusterra Inc. and American Resources Corporation	Previously filed (1)

10.4	Loan payable Agreement dated as of September 24, 2020 by and between Novusterra Inc., and I Andrew Weeraratne	Previously filed (1)

10.5	Carbon Purchase Agreement dated as of April 24, 2021 by and between Novusterra Inc., and American Resources Corporation	Previously filed (1)

10.6	The Exclusive License Agreement signed on February 10, 2021 by and between American Resources Corporation and Ohio University	Previously filed (1)

10.7	Consulting Services Agreement between Kenai Defense Company and American Resources Corporation dated August 23, 2022.	Previously filed (1)

10.8	Consulting Agreement between Gerardine Botte and Novusterra Inc. dated January 1, 2024	Previously filed (1)

10.9	Exclusive Rights Agreement between Novusterra Inc. and American Recourses Corporation dated August 30, 2022	Previously filed (1)

10.10	First Amendment to Exclusive Rights Agreement between Novusterra Inc. and American Recourses Corporation dated September 5, 2022	Previously filed (1)

10.11	Employment Agreement between Novusterra Inc. and Gregory Q. Jensen dated January 1, 2023	Previously filed (1)

10.12	Employment Agreement between Novusterra Inc. and Josh Brumbaugh dated January 1, 2023	Previously filed (1)

10.13	Novusterra Inc. 2023 Omnibus Incentive Plan	Previously filed (1)

10.14	Research Agreement between Novusterra Inc. and Texas Tech University dated December 31, 2023	Previously filed (1)

10.15	Westside Advisors LLC Assignment Agreement dated August 30, 2022	Previously filed (1)

10.16	Consulting Agreement - Kenai Defense and Novusterra Sub - Final Executed 2-8-24	Previously filed (1)

10.17	Facilities Lease Agreement - Perry County Warehouse Lease	Previously filed (1)

10.18	NOVS Convertible Promissory Note Modification - 4-4-24 (Westside Advisors and SAS)	Previously filed (1)

10.19	Convertible Promissory Note Purchase Agreement – Westside Advisors LLC	Previously filed (1)

10.20	Convertible Promissory Note Purchase Agreement – SAS Partners LLC	Previously filed (1)

10.21	American Resources Corporation and Kenai Defense – SubLicense Agreement dated March 24, 2022	Previously filed (1)

14.1	Code of Conduct	Previously filed (1)

14.2	Financial Code of Ethics	Previously filed (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*	Filed Herewith

32.1	Section 1350 Certification (CEO)*	Filed Herewith

32.2	Section 1350 Certification (CFO)*	Filed Herewith

99.1	Audit Committee Charter	Previously filed (1)

99.2	Compensation Committee Charter	Previously filed (1)

99.3	Nominating Committee Charter	Previously filed (1)

101.INS	Inline XBRL Instance Document*	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document*	Filed herewith

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document*	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	Filed herewith

104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

(1)	Previously filed as an exhibit to our Form S-1, dated August 12, 2024, as amended, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVUSTERRA INC.

By:	/s/ Gregory Q. Jensen
Name:	Gregory Q. Jensen
Title:	Chief Executive Officer
Date:	September 25, 2024

By:	/s/ Joshua D. Brumbaugh
Name:	Joshua D. Brumbaugh
Title:	Chief Financial Officer
Date:	September 25, 2024

