Form 10-Q
period 2024-09-30
Novusterra Inc
filed 2024-11-26
CIK 1831114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 25, 2024, 15,578,954 shares of common stock, no par value per share were issued and outstanding.

Novusterra Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

Condensed Balance Sheets

Unaudited

	September 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$85,420	$18,804
Accounts receivable	75,185	27,000
Prepaid expenses	5,000	54,003
Total current assets	165,605	99,807

Non-current assets:
Intangible assets	1,919,527	2,026,167
Right-of-use asset	360,839	394,404
Total non-current assets	2,280,366	2,420,571

Total Assets	$2,445,971	$2,520,378

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payables	$176,344	$10,342
Accrued expenses	14,420	36,200
Accrued interest	18,288	49,299
Other current liabilities	886,117	573,147
Convertible debt, net discount of $0 and $8,668 respectively	250,000	241,332
Current portion of operating lease liabilities	45,520	43,162
Total current liabilities	1,390,689	953,482
Operating lease liabilities, less current portion	325,747	360,177

Total liabilities	1,716,436	1,313,659

Commitments and contingencies

Stockholders’ Equity
Preferred stock - no par value; 400,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Class A Common stock - no par value; 2,600,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 15,578,954 and 14,482,430 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,080,364	2,590,776
Additional paid-in capital	819,625	19,800
Accumulated deficit	(3,170,454)	(1,403,857)
Total stockholders’ equity	729,535	1,206,719

Total Liabilities and Stockholders’ Equity	$2,445,971	$2,520,378

See accompanying notes to unaudited condensed financial statements

Condensed Statements of Operations
Unaudited

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	For the three months ended September 30, 2024	For the three months ended September 30, 2023

Revenue:
Consulting services revenue	$289,795	$14,400	$108,555	$14,400
Total revenue	289,795	14,400	108,555	14,400

Cost of Sales:
Consulting fees expense	215,750	8,000	72,750	8,000
Total cost of sales	215,750	8,000	72,750	8,000

Gross Profit	74,045	6,400	35,805	6,400

Operating expense:
General and administrative	584,385	485,485	216,865	195,366
Research and development	490,600	-	490,600	-
Total operating expense	1,074,985	485,485	707,465	195,366

Loss from operations	(1,000,940)	(479,085)	(671,660)	(188,966)

Other expense:
Interest expense	(38,023)	(57,468)	(9,452)	(18,364)
Loss on extinguishment of convertible debt	(727,634)	-	-	-
Total other expenses, net	(765,657)	(57,468)	(9,452)	(18,364)

Loss before provision for income taxes	(1,766,597)	(536,553)	(681,112)	(207,330)
Provision for income tax	-	-	-	-

Net loss	$(1,766,597)	$(536,553)	$(681,112)	$(207,330)

Loss per share:
Basic and diluted	$(0.12)	$(0.04)	$(0.05)	$(0.01)

Weighted average number of common
shares outstanding:
Basic and diluted	14,484,669	14,482,430	14,490,911	14,482,430

See accompanying notes to unaudited condensed financial statements

Condensed Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2024 and 2023
Unaudited

			Additional		Total
	Common Stock A		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	14,482,430	$2,590,776	$19,800	$(1,403,857)	$1,206,719

Net loss	-	-	-	(165,878)	(165,878)

Balance at March 31, 2024	14,482,430	$2,590,776	$19,800	$(1,569,735)	$1,040,841

Stock based compensation			11,825		11,825
Warrants issued as part of debt modification			788,000		788,000
Repurchase of shares outstanding	(3,476)	(1,012)			(1,012)
Net loss	-	-	-	(919,607)	(919,607)

Balance at June 30, 2024	14,478,954	$2,589,764	$819,625	$(2,489,342)	$920,047

Issuance of common stock for research and development expenses	1,100,000	490,600			490,600
Net loss	-	-	-	(681,112)	(681,112)

Balance at September 30, 2024	15,578,954	$3,080,364	$819,625	$(3,170,454)	$729,535

			Additional		Total
	Common Stock A		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	14,482,430	$2,590,776	$-	$(663,845)	$1,926,931

Net loss	-	-	-	(164,839)	(164,839)

Balance at March 31, 2023	14,482,430	$2,590,776	$-	$(828,684)	$1,762,092

Net loss	-	-	-	(164,384)	(164,384)

Balance at June 30, 2023	14,482,430	$2,590,776	$-	$(993,068)	$1,597,708

Stock based compensation	-	-	19,800		19,800
Net loss				(207,330)	(207,330)

Balance at September 30, 2023	14,482,430	$2,590,776	$19,800	$(1,200,398)	$1,410,178

 See accompanying notes to unaudited condensed financial statements

Condensed Statement of Cash Flows
Unaudited

	For the nine	For the nine
	months ended	months ended
	September 30, 2024	September 30, 2023

Cash flow from operating activities:
Net Loss	$(1,766,597)	$(536,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of right to use asset	33,565	32,022
Stock based compensation	11,825	19,800
Loss on extinguishment of convertible debt	727,634	-
Stock based research and development	490,600
Amortization of intangible assets	106,640	106,641
Accretion of debt discount	8,668	24,909

Changes in operating assets and liabilities:
Accounts receivable	(48,185)	(14,400)
Prepaid expenses	49,003	3,880
Accounts payable	166,002	-
Accrued expenses	(21,780)	-
Accrued interest	29,355	32,559
Other current liabilities	312,970	214,086
Operating lease liabilities	(32,072)	(29,840)
Net cash provided by (used in) operating activities	67,628	(146,896)

Cash flows from financing activities:
Repurchase of common stock	(1,012)	-
Net cash used in financing activities	(1,012)	-

Net increase (decrease) in cash and cash equivalents	66,616	(146,896)

Cash - beginning of period	18,804	186,106

Cash - end of period	$85,420	$39,210

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Disclosures of non-cash activities under investing and financing activities:
Forgiveness of accrued interest	$60,366	$-
Common stock issued for research and development	490,600	-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Expense

Advertising costs are expensed as incurred. There were no advertising expenses for the three and nine months ended September 30, 2024 and 2023.

Research and Development

Research and development costs are expensed as incurred. Expenses consist of the cost of feedstock materials acquired which will be used to further develop our patented technology to create Graphene or other carbon nanomaterials. There were research and development expenses of $490,600 for the three and nine months ended September 30, 2024.  There were no research and development expenses for the three and nine months ended September 30, 2023.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit, and money market accounts. The Company considers all deposits with financial institutions and all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at September 30, 2024 and December 31, 2023, and the Company’s balances did not exceed federally insured limits of $250,000 at September 30, 2024 and December 31, 2023.

Accounts Receivable

The Company’s accounts receivables are stated at invoice amounts less an allowance for expected credit losses. The Company adopted FASB ASU 2016-13 – Financial Instruments – Credit Losses (“ASU 2016-13”) as of January 1, 2024. In accordance with ASU 2016-13, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company estimates the allowance for expected credit losses by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, the client’s ability to pay its obligation, and the current and future condition of the general economy and industry as a whole. The Company determines terms and conditions for its customers based on volume transacted by the customer, customer creditworthiness and past transaction history. The allowance for credit losses is recognized in the condensed statements of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all reasonable means of recovering them have been exhausted. At September 30, 2024 and December 31, 2023, there was no allowance for expected credit losses. The Company does not have any off-balance sheet exposure related to its customers. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed Financial Statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our performance obligations are primarily satisfied over time as we provide services or provide deliverables. Revenue from services and deliverables transferred to customers over time accounted for 100% of net sales for the three and nine months ended September 30, 2024 and 2023.

For the nine-months ended September 30, 2024 and 2023, our contracts do not contain any unsatisfied performance obligations.

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

As of September 30, 2024 and December 31, 2023, the Company believes that the carrying value of financial assets and liabilities approximate fair value due to the short maturity of these financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective service periods of the grantee. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505. The Company had stock-based compensation of $0 and $11,825 for the three and nine months ended September 30, 2024. There was stock-based compensation of $19,800 for the three and nine months ended September 30, 2023. Stock-based compensation is included in general and administrative expense.

Reclassifications

Reclassifications have been made to conform with current period presentation. These reclassifications have no effect on the previously reported results of operations or loss per share.

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

3. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Effective Date	End Date	September 30, 2024	December 31, 2023
Sub license (Non-Exclusive)	March 31, 2021	August 31, 2038	$471,000	$471,000
Sub license (Exclusive)	August 30, 2022	August 31, 2038	$1,784,000	$1,784,000
Less – accumulated amortization			(335,473)	(228,833)
Total intangible assets, net			$1,919,527	$2,026,167

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

Amortization expense was $106,640 and $106,641 for the nine-months ended September 30, 2024 and 2023, respectively. Amortization expense was $35,547 for the three-months ended September 30, 2024 and 2023, respectively.

Future amortization expense of intangible assets is as follows:

Years ending December 31,	Amount

2024 (3 months remaining)	$35,547
2025	142,187
2026	142,187
2027	142,187
2028	142,187
Thereafter	1,315,232

Total	$1,919,527

4. CONVERTIBLE DEBT

On or about October 4, 2022, the Company issued a convertible promissory note to Westside Advisors LLC for the principal sum of $125,000, which represents $25,000 of original issue discount, together with interest at the rate of 15% per annum, with a maturity date of April 4, 2024. The convertible promissory note was issued with a 20% original issue discount, or $25,000, which shall be fully earned and charged to the Company as of the closing date, April 4, 2024. Related to this original note, accrued interest of $5,533 and $16,280 was expensed for the nine-months ended September 30, 2024 and 2023, respectively.  Accrued interest of $0 and $4,985 was expensed for the three-months ended September 30, 2024 and 2023, respectively.  Debt discount of $4,334 and $12,454 was expensed for the nine-months ended September 30, 2024 and 2023, respectively. Debt discount of $0 and $4,197 was expensed for the three-months ended September 30, 2024 and 2023, respectively.

On or about October 4, 2022, the Company issued a convertible promissory note to SAS Partners LLC for the principal sum of $125,000, which represents $25,000 of original issue discount, together with interest at the rate of 15% per annum, with a maturity date of April 4, 2024. The convertible promissory note was issued with a 20% original issue discount, or $25,000, which shall be fully earned and charged to the Company as of the closing date, April 4, 2024. Related to this original note, accrued interest of $5,533 and $16,280 was expensed for the nine-months ended September 30, 2024 and 2023, respectively.  Accrued interest of $0 and $4,985 was expensed for the three-months ended September 30, 2024 and 2023, respectively.  Debt discount of $4,334 and $12,454 was expensed for the nine-months ended September 30, 2024 and 2023, respectively. Debt discount of $0 and $4,197 was expensed for the three-months ended September 30, 2024 and 2023, respectively.

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

The amended convertible debt agreements as of April 4, 2024 were analyzed for accounting treatment in accordance with ASC 470. Based on the analysis, it was determined a substantial modification has occurred and thus should be accounted for as an extinguishment under debt modification accounting. Under debt modification accounting, the new debt instrument will be recorded at its fair value. In addition, the above respective warrants issued by the Company as part of the amended debt agreement are valued using the Black-Scholes option pricing model, with a stock price of $0.446 per share and volatility of 117% which are figures based on the most recent 409A valuation. The fair value of the new debt instrument and the warrants issued were determined to be $250,000 and $788,000, respectively, as of April 4, 2024. These respective fair values have been used to determine the extinguishment loss of $727,634 for the nine months ended September 30, 2024. Related to the amended notes, accrued interest of $9,452 and $18,288 was expensed for the three and nine months ended September 30, 2024, respectively.  Regarding the amended notes, there was no accrued interest expensed for the three and nine months ended September 30, 2023.

A summary of the convertible debts and related discounts is below:

	September 30, 2024	December 31, 2023
Convertible debt	$250,000	$250,000
Debt discount	-	(8,668)
Net	$250,000	$241,332

The following table presents the changes in the debt discount due to the convertible debt modification on April 4, 2024:

Debt Discount
Debt discount as of January 1, 2024	$(8,668)
Accretion of debt discount, pre-modification	8,668
Fair market of debt discount on debt modification	-
Debt discount expense, post-modification	-
Debt discount as of September 30, 2024	$-

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Consulting fees payable	$52,250	$24,500
Directors’ fees payable	115,002	107,002
Officers’ salaries payable	512,438	281,887
Rent payable	206,427	159,758
Total	$886,117	$573,147

6. LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share,” which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Dilutive earnings per share are computed on the basis of the weighted average number of shares plus potentially dilutive common shares which would consist of stock options outstanding (using the treasury method), which were none since the Company had net losses and any additional potential shares would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Net loss	$(1,766,597)	$(536,553)
Dividends	-	-

Adjusted net income (loss) attributable to stockholders	$(1,766,597)	$(536,553)

Weighted-average shares of common stock outstanding
Basic and Diluted	14,484,669	14,482,430

Net income (loss) attributable to shareholders per share
Basic and Diluted	$(0.12)	$(0.04)

	Three months ended September 30, 2024	Three months ended September 30, 2023

Net loss	$(681,112)	$(207,330)
Dividends	-	-

Adjusted net income (loss) attributable to stockholders	$(681,112)	$(207,330)

Weighted-average shares of common stock outstanding
Basic and Diluted	14,490,911	14,482,430

Net income (loss) attributable to shareholders per share
Basic and Diluted	$(0.05)	$(0.01)

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

The Company had 15,578,954 shares and 14,482,430 shares of Class A common stock outstanding as of September 30, 2024 and December 31, 2023, respectively.

The Company had stock-based compensation of $0 and $11,825 for the three and nine months ended September 30, 2024. There was stock-based compensation of $19,800 for the three and nine months ended September 30, 2023.

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

The Company issued 1,100,000 shares of Class A common stock to Land Resources & Royalties LLC (LRR) for feedstock inventory valued at $490,600. See Note 9, the related party footnote, for additional information on the transaction.

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

The Company uses the Black Scholes option pricing model to value its options. The significant inputs are as follows for all options issued:

September 30, 2024
Expected Dividend Yield	0.00%
Expected Volatility	117.40%
Risk-free rate	5.00%
Expected life of options	0.003

Company Options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,800,000	$0.446	9.7	$-
Exercisable (Vested) - December 31, 2023	1,800,000	$0.446	9.7	$-
Granted	1,075,000	$0.446	10	$-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding – September 30, 2024	2,875,000	$0.446	9.2	$-
Exercisable (Vested) – September 30, 2024	2,875,000	$0.446	9.2	$-

8. INCOME TAX PROVISION

The Company did not have a material income tax provision (benefit) because of net losses and valuation allowances against deferred income tax assets for the three and nine months ended September 30, 2024 and 2023.

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

The components of deferred tax assets and liabilities are as follows:

	As of September 30, 2024	As of December 31, 2023

Deferred tax assets:
Net operating loss	$665,795	$294,810
Other temporary differences	1,283	1,711
Total deferred tax assets	667,078	296,521
Less – valuation allowance	(667,078)	(296,521)

Total deferred tax assets	$-	$-

At September 30, 2024 and December 31, 2023, the Company had available net operating loss carryovers of approximately $3,167,916 and $1,401,319, respectively which have an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. The Company has a deferred tax asset arising from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

9. RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Convertible debt to Westside Advisors LLC	$125,000	$125,000
Debt discount	-	(4,334)
Convertible debt, net of debt discount	$125,000	$120,666

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

The Company executed two agreements with ARC in exchange for 5,233,332 and 4,000,000 Class A shares respectively of Novusterra Inc. The Company received the rights to the sublicensed Patent Technology which ARC owned. As part of the agreements, the founder and major shareholder of the Company, Andrew Weeraratne, transferred 2,500,000 founder shares that he had owned since September 24, 2020 to Westside Advisors LLC of which Mark Jensen is the CEO.

At September 30, 2024, the Company did not have any accounts receivable due from a related party and there were no related party revenues for the three and nine months ended September 30, 2024. At December 31, 2023, the Company had $27,000 of accounts receivable due from a related party, ARC. The balance due to the Company relates to consulting services provided to ARC. There were related party revenues of $14,400 for the three and nine months ended September 30, 2023. The $14,400 and $27,000 of consulting services revenue is recorded in the statement of operations as revenue for the three and nine months ended September 30, 2023 and year ended December 31, 2023, respectively.

On September 30, 2024, the Company executed two agreements, one agreement with Land Resources & Royalties LLC (LRR) and the second is with McCoy Elkhorn Coal LLC (MEC). Mark Jensen is an owner in LRR and he is also the CEO of American Resources Corporation (“ARC”) and the CEO of Westside Advisors LLC.  MEC is a wholly owned subsidiary of American Infrastructure Corporation (“AIC”) and AIC is a wholly owned subsidiary of ARC. The agreement with LRR is to purchase the total feedstock inventory (slurry, fines and carbon feedstock) owned by LRR located on the Big Groundhog Branch in Pike County, Kentucky. The approximate sum of the total feedstock obtained is estimated to be 13,656,060 short tons of feedstock, which is estimated to result in approximately 1,092,485 short tons of coal at 20% ash after dredging, material processing and loading. The consideration paid by Novusterra to LRR for the purchased feedstock was paid immediately to LRR in the form of 1,100,000 shares of Novusterra common stock. Using the most recent 409A valuation performed by a third party, Novusterra has valued the purchase internally at $490,600, or $.446 per share. The purchase price of $490,600 for the feedstock has been recorded in research and development expense in the condensed statements of operations for the three and nine months ended September 30, 2024. MEC is the operator on the Big Groundhog Branch location which LRR owns.  MEC will provide the dredging, material processing and loading services for the Company. The Company has agreed to pay $5.50 per short ton for dredging cost, $7.25 per short ton for processing cost and $2.75 per short ton for loading cost.

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

In accordance with ASC 842, the components of lease expense were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Operating lease expense	$16,054	$16,054
Total lease expense	$16,054	$16,054

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating lease expense	$48,162	$48,162
Total lease expense	$48,162	$48,162

In accordance with ASC 842, other information related to leases was as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating cash flows from operating leases	$46,669	$45,980
Cash unpaid for amounts considered in the measurement of lease liabilities (disclosed under other current liabilities)	$46,669	$45,980

Weighted-average remaining lease term—operating leases	6.7 Years	7.7 Years
Weighted-average discount rate—operating leases	5%	5%

10. COMMITMENTS AND CONTINGENCIES (continued)

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2024 were as follows:

For the years ending December 31,	Operating Lease

2024 (3 months remaining)	$15,685
2025	63,290
2026	64,239
2027	65,203
2028	66,181
Thereafter	163,938
Total undiscounted cash flows	$438,536

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	6.7 Years
Weighted-average discount rate	5%
Present values	$371,267

Lease liabilities—current	45,520
Lease liabilities—long-term	325,747
Lease liabilities—total	$371,267

Difference between undiscounted and discounted cash flows	$67,269

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2024 and December 31, 2023, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024, up through the date the financial statements were available to be issued. During this period, other than the above noted modification to our convertible debt arrangements, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the nine months period ended September 30, 2024.

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

Results of Operations

Revenues

Revenues for the nine months ended September 30, 2024 and 2023, were $289,795 and $14,400, respectively. The increase in revenue was due to an increase in consulting revenue earned from Kenai Defense. Currently, the Company is a subcontractor on two DOD contracts, in which Kenai Defense is the main contractor on the DOD contracts.

Cost and Expenses

Consulting fees expense. Consulting fees expense for the nine months ended September 30, 2024 increased $207,750 as compared to the same period in 2023. The increase was due to consulting services received from Texas Tech University and Dr. Gerardine Botte, CTO, for the Company. Texas Tech University is providing consulting services to the Company to further progress and develop our patented technology for creating graphene and other carbon nanomaterials. Dr. Gerardine Botte developed the patented technology which the Company has the sublicense rights to and which is being utilized in our subcontractor relationship with Kenai Defense.

General and administrative. General and administrative expenses for the nine months ended September 30, 2024 increased $98,900 as compared to the same period in 2023.  The increase in general and administrative expenses for the comparative periods is primarily due to higher filing cost, legal cost, accounting and audit costs and higher compensation cost.

Research and development. On September 30, 2024, the Company executed an agreement with Land Resources & Royalties LLC (LRR) to purchase the total feedstock inventory (slurry, fines and carbon feedstock) owned by LRR located on the Big Groundhog Branch in Pike County, Kentucky. The approximate sum of the total feedstock obtained is estimated to be 13,656,060 short tons of feedstock, which is estimated to result in approximately 1,092,485 short tons of coal at 20% ash after dredging, material processing and loading. The consideration paid by Novusterra to LRR for the purchased feedstock was paid immediately to LRR in the form of 1,100,000 shares of Novusterra common stock. Using the most recent 409A valuation performed by a third party, Novusterra has valued the purchase internally at $490,600, or $.446 per share. The purchase price of $490,600 for the feedstock has been recorded in research and development expense in the condensed statements of operations for the three and nine months ended September 30, 2024.

Interest expense. Interest expense relates to the accrued interest and debt discount expensed for the original and amended convertible debt agreements in place for the Company. The activity for the nine months ended September 30, 2024 is consistent with the same period for 2023 and is consistent with the amortization schedules in place for these debt arrangements.

Loss on extinguishment of convertible debt. On April 4, 2024, Westside Advisors LLC and SAS Partners LLC agreed to waive all previous accrued interest for the outstanding convertible promissory notes and extended both notes until January 5th, 2025, for the issuance of a total of 2,000,000 warrants. The amended convertible debt agreement was analyzed for accounting treatment in accordance with ASC 470. Based on the analysis, it was determined a substantial modification has occurred and thus should be accounted for as an extinguishment under debt modification accounting. Under debt modification accounting, the new debt instrument was recorded at its fair value. In addition, the above respective warrants issued by the Company as part of the amended debt agreement are valued using the Black-Scholes option pricing model. The fair value of the new debt instrument and the warrants issued were determined to be $250,000 and $788,000, respectively, as of April 4, 2024. These respective fair values were used to determine the extinguishment loss of $727,634 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our credit facility, and their sufficiency to fund our operating and investing activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations and periodic borrowings under the convertible note offerings. Our primary cash needs are for day-to- day operations, to fund working capital requirements, to fund our growth strategy, including acquisitions, and to pay interest and principal on our indebtedness.  The Company currently has no contractual and other arrangement cash requirements.

Since what we currently have is Exclusive Rights to make Graphene using carbon and carbon byproducts, using patented technology licensed by ARC, it is difficult to accurately estimate the cost to build the Graphene production factory, since that will require us to hire industry engineers who will assist us in building the Graphene factory and locating and installing the necessary equipment. Once we have received additional funds from additional debt financing, we will use the proceeds to hire such experts.

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

The first contract for the DOD was signed on August 23, 2022, and involves working with Kenai and the United States (US) Air Force to further develop and commercialize one of our patented technologies to produce Graphene products to reinforce concrete and asphalt in US Government air strips. This contract will generate minimal consulting revenue of $27,000 to the Company but will provide approximately $6.5 million of DOD funds to help further develop our patented technology. This contract was initially signed by American Resources Corporation prior to the Company acquiring the Exclusive Rights to the patented technology obtained on August 30, 2022. As part of the patented technology purchase on August 30, 2022, there was an Amendment to the original purchase agreement to clarify the DOD contract. The amendment clarified that this DOD contract was transferred from American Resources Corporation to the Company. Per the amendment, American Resources Corporation will receive 10% of all revenue from this contract and the Company will receive 90% of all revenue. See the exhibits for the First Amendment to the Agreement dated August 30th, 2022, between Novusterra Inc. and American Resources Corporation. This contract terminated on September 30, 2024. The contract can be terminated by either party for the following reasons: (i) a material breach if not cured within five (5) days of receipt of written notice ; (ii) by either party at any time and without prior notice, if the other party is convicted of any crime or offense, fails or refuse to comply with the written policies or reasonable directives of Kenai or its affiliate institutions, or is guilty of serious misconduct in connection with performance under this agreement; or (iii) by either party at any time with thirty (30) days written notice to the other party. Under the agreement, the Company will perform the following services as outlined in the contract: (i) Advise the Kenai research team on technical matters related to nanomaterial production from coal feedstock; (ii) Support Kenai in the finalization of bench scale production modeling and workflow visualization; (iii) Assist in establishing the bench-scale carbon nanomaterial production apparatus including equipment identification and equipment integration; (iv) Assist with carbon nanomaterial optimization for material characteristics enhancements; (v) Collaborate with the Kenai research tea on the design and finalization for the carbon nanomaterial production method to increase the scale of production; and (vi) Support with Kenai – Air Force research project as a technical advisor. For additional details on the first DOD contract, see the exhibits for the original Consulting Services Agreement between Kenai Defense Company and American Resources Corporation dated August 23, 2022.

The second contract for the DOD was signed on February 8, 2024 and involves working with Kenai and the United States (US) Army to perform consulting services as relating to the production, optimization and scaling of coal-derived nanomaterials. This contract will generate approximately $1 million in consulting revenue to the Company along with another approximately $6 million of DOD funds to help further develop our technology. This contract will terminate on September 24, 2025. During the term of the contract, it can be terminated by either party for the following reasons:.(i) If the Subcontractor materially fails to comply with this Subcontract or is in breach of any provision of this Subcontract, Kenai Defense may terminate this Subcontract upon fifteen (15) days written notice to the Subcontractor ; (ii) If the Customer (DOD) terminates the Prime Contract with Kenai Defense, Kenai Defense will terminate this Subcontract upon written notice to the Subcontractor. Such termination will be effective immediately and Kenai Defense will only compensate the Subcontractor for actual costs incurred to that date ; (iii) Either Party may terminate this agreement with or without cause upon ninety (90) days written notice to the other Party. Under the contract, the Company will perform the various consulting services as outlined in the subcontractor statement of work in the contract. For additional details on the contract and the statement of work outlined, see the Consulting Agreement - Kenai Defense and Novusterra Sub - Final Executed - 2-8-24 contract in the exhibits.

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

Class A Common Stock. The Company is able to issue shares of Novusterra Inc. Class A Common Stock for working capital, research and development and investment opportunities.  As of September 30, 2024 and December 31, 2023 the Company has issued Class A Common Stock 15,578,954 and 14,482,430, respectively, for execution of the Company’s business plan and services.

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

Convertible Notes.  The Company has historically raised funds primarily through the issuance of convertible notes. The notes carried and interest rate of 15% and offered a conversion feature to common equity at $4.00 for each share.  The Company may in the future utilize this structure to raise additional capital. All convertible notes remain outstanding and unconverted at September 30, 2024 and December 31, 2023.  The convertibles notes amounted to $250,000 and $241,332 at September 30, 2024 and December 31, 2023.

Warrants. As of September 30, 2024, there are a total of 2,000,000 outstanding warrants to purchase shares of our Class A Common Stock, each with a per share exercise price of $.10.  Upon exercise of any warrants, we would receive the exercise price.  The likelihood that holders of warrants will exercise any warrants is dependent upon acceptance to a stock exchange and the future trading price of the Class A Common Stock. Until such time as acceptance to a stock exchange and the stock price for our Class A Common Stock exceeds $.10, we do not anticipate there will be any exercises of the warrants.  As such, we do not consider the warrants for purposes of budgeting our sources of cash.

At September 30, 2024, cash and cash equivalents totaled $85,420.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description	Filed with

3.1	Articles of Incorporation Novusterra Inc.	Previously filed (1)

3.2	Amended Articles of Incorporation Novusterra Inc.	Previously filed (1)

3.3	Bylaws of Novusterra Inc.	Previously filed (1)

4.1	Common Stock Purchase Warrant	Previously filed (1)

10.1	Agreement dated March 31, 2021 by and between Novusterra Inc., and American Resources Corp.	Previously filed (1)

10.2	Graphene Development Agreement dated as of March 31, 2021 by and between Novusterra Inc. and American Resources Corporation	Previously filed (1)

10.3	First Amendment to Graphene Development Agreement dated as of May 14, 2021 by and between Novusterra Inc. and American Resources Corporation	Previously filed (1)

10.4	Loan payable Agreement dated as of September 24, 2020 by and between Novusterra Inc., and I Andrew Weeraratne	Previously filed (1)

10.5	Carbon Purchase Agreement dated as of April 24, 2021 by and between Novusterra Inc., and American Resources Corporation	Previously filed (1)

10.6	The Exclusive License Agreement signed on February 10, 2021 by and between American Resources Corporation and Ohio University	Previously filed (1)

10.7	Consulting Services Agreement between Kenai Defense Company and American Resources Corporation dated August 23, 2022.	Previously filed (1)

10.8	Consulting Agreement between Gerardine Botte and Novusterra Inc. dated January 1, 2024	Previously filed (1)

10.9	Exclusive Rights Agreement between Novusterra Inc. and American Recourses Corporation dated August 30, 2022	Previously filed (1)

10.10	First Amendment to Exclusive Rights Agreement between Novusterra Inc. and American Recourses Corporation dated September 5, 2022	Previously filed (1)

10.11	Employment Agreement between Novusterra Inc. and Gregory Q. Jensen dated January 1, 2023	Previously filed (1)

10.12	Employment Agreement between Novusterra Inc. and Josh Brumbaugh dated January 1, 2023	Previously filed (1)

10.13	Novusterra Inc. 2023 Omnibus Incentive Plan	Previously filed (1)

10.14	Research Agreement between Novusterra Inc. and Texas Tech University dated December 31, 2023	Previously filed (1)

10.15	Westside Advisors LLC Assignment Agreement dated August 30, 2022	Previously filed (1)

10.16	Consulting Agreement - Kenai Defense and Novusterra Sub - Final Executed 2-8-24	Previously filed (1)

10.17	Facilities Lease Agreement - Perry County Warehouse Lease	Previously filed (1)

10.18	NOVS Convertible Promissory Note Modification - 4-4-24 (Westside Advisors and SAS)	Previously filed (1)

10.19	Convertible Promissory Note Purchase Agreement – Westside Advisors LLC	Previously filed (1)

10.20	Convertible Promissory Note Purchase Agreement – SAS Partners LLC	Previously filed (1)

10.21	American Resources Corporation and Kenai Defense – SubLicense Agreement dated March 24, 2022	Previously filed (1)

10.22	Agreement with LRR	Filed Herewith

10.23	Agreement with MEC	Filed Herewith

14.1	Code of Conduct	Previously filed (1)

14.2	Financial Code of Ethics	Previously filed (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*	Filed Herewith

32.1	Section 1350 Certification (CEO)*	Filed Herewith

32.2	Section 1350 Certification (CFO)*	Filed Herewith

99.1	Audit Committee Charter	Previously filed (1)

99.2	Compensation Committee Charter	Previously filed (1)

99.3	Nominating Committee Charter	Previously filed (1)

101.INS	Inline XBRL Instance Document*	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document*	Filed herewith

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document*	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document*	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	Filed herewith

104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

(1)	Previously filed as an exhibit to our Form S-1, dated August 12, 2024, as amended, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVUSTERRA INC.

By:	/s/ Gregory Q. Jensen
Name:	Gregory Q. Jensen
Title:	Chief Executive Officer
Date:	November 25, 2024

By:	/s/ Joshua D. Brumbaugh
Name:	Joshua D. Brumbaugh
Title:	Chief Financial Officer
Date:	November 25, 2024

